Form 10-K
period 2000-12-30
VOLKSWAGEN DEALER FINANCE LLC
filed 2001-03-28
CIK 1111244

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File No. 333-34266

                         Volkswagen Dealer Finance, LLC
                                  on behalf of
                   Volkswagen Credit Auto Master Owner Trust

(Issuer of the Volkswagen Credit Auto Master Owner Trust Floating Rate Auto Dealer Loan Backed Notes, Series 2000-1 (the "Notes"))

             (Exact name of registrant as specified in its charter)

                                --------------

     State of Delaware                                                38-3528063
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     3800 Hamlin Road                                                      48326
     Auburn Hills, Michigan                                           (Zip Code)
     (Address of principal executive offices)

     Registrant's telephone number, including area code: (248) 340-6550

                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES     x        NO  _______
           -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

     NOT APPLICABLE

================================================================================

                                   FORM 10-K

                                     PART 1

Item 1.   Business.

          The Volkswagen Credit Auto Master Owner Trust (the "Trust") was created pursuant to the Trust Agreement (the "Agreement") dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the "Company") as transferor, and The Bank of New York as trustee (the "Trustee"). The Trust assets include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of August 10, 2000 between the Company, as purchaser, and VW Credit, Inc. as seller.

               The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2000-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $500,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including August 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on August 21, 2000, September 20, 2000, October 20, 2000, November 20, 2000, December 20, 2000, and January 22, 2001, respectively.


Item 2.   Properties.

              Omitted.

Item 3.   Legal Proceedings.

              Nothing to Report.


Item 4.   Submission of Matters To A Vote Of Security Holders.

              None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

               (a) To the best knowledge of the registrant, there is no established public trading market for the Notes.

               (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6.   Selected Financial Data.

              Omitted.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation.

              Omitted.

Item 8.   Financial Statements and Supplementary Data.

              Omitted.

Item 9.   Changes in and Disagreements On Accounting And Financial Disclosure.

              None.

                                    PART III

Item 10.  Directors and Officers of the Registrant.

              Omitted.

Item 11.  Executive Compensation.

              Omitted.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management.

              Omitted.

Item 13.   Certain Relationships And Related Transactions.

              Nothing to Report.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

               (a)  Omitted.

               (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, on August 21, 2000, September 20, 2000, October 20, 2000, November 20, 2000, December 20, 2000, and January 22, 2001, respectively.

                  99.1   Annual Certificate of VW Credit, Inc., as Servicer.

                  99.2 Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

                  99.3 The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including August 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on August 21, 2000, September 20, 2000, October 20, 2000, November 20, 2000, December 20,
                         2000, and January 22, 2001, respectively.