Form 10-K
period 2001-12-31
VOLKSWAGEN DEALER FINANCE LLC
filed 2002-03-28
CIK 1111244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001        Commission File No. 333-34266

                         Volkswagen Dealer Finance, LLC
                                  on behalf of
                    Volkswagen Credit Auto Master Owner Trust

(Issuer of the Volkswagen Credit Auto Master Owner Trust Floating Rate Auto Dealer Loan Backed Notes, Series 2000-1 (the "Notes"))

             (Exact name of registrant as specified in its charter)
                                ----------------

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

                                ----------------

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

         YES           x            NO
                 -------------             -------------

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

         NOT APPLICABLE

--------------------------------------------------------------------------------

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

                  The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2000-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $500,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2001 through December 2001 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2001, March 20, 2001, April 20, 2001, May 21, 2001, June
         20, 2001, July 20, 2001, August 20, 2001, September 20, 2001, October
         22, 2001, November 20, 2001, December 20, 2001, and January 22, 2002,
         respectively.

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

Item 13. Certain Relationships And Related Transactions.

                  Nothing to Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

                  (a)  Omitted.

                  (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, on February 20, 2001, March 20, 2001, April 20, 2001, May
                       21, 2001, June 20, 2001, July 20, 2001, August 20,
                       2001, September 20, 2001, October 22, 2001, November 20, 2001, December 20, 2001, and January 22, 2002,
                       respectively.

                       99.1 Annual Certificate of VW Credit, Inc., as Servicer. of VW Credit, Inc., as Servicer. Servicer.

                       99.2 Report on the activities of VW Credit, Inc., as Servicer, prepared by
                             PricewaterhouseCoopers L.L.P.

                       99.3  The Payment Date Statements containing
                             information relating to the Receivables and the Accounts for the Collection Periods from and including January 2001 through December 2001 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2001, March 20, 2001, April 20, 2001, May
                             21, 2001, June 20, 2001, July 20, 2001,
                             August 20, 2001, September 20, 2001, October
                             22, 2001, November 20, 2001, December 20,
                             2001, and January 22, 2002, respectively.

                                          Volkswagen Credit Auto Master Trust 2000-1
                                         Annual Distribution Statement: 2001 Activity
------------------------------------------------------------------------------------------------------------------------------------
                                           20-Feb-01       20-Mar-01       20-Apr-01       21-May-01       20-Jun-01       20-Jul-01

Aggregate Amount of Collections      $334,038,864.57 $286,479,499.96 $349,217,058.76 $352,825,249.04 $416,354,662.38 $372,323,156.15
Aggregate Amount of non-Principal
  Collections                          $5,365,737.86   $5,718,475.02   $4,607,418.54   $5,016,878.33   $5,032,892.30   $4,297,735.24
Aggregate Amount of Principal
  Collections                        $328,673,126.71 $280,761,024.94 $344,609,640.22 $347,808,370.71 $411,321,770.08 $368,025,420.91
Pool Balance                         $696,854,556.01 $733,900,749.41 $756,721,825.29 $785,211,310.06 $755,278,143.21 $767,338,968.33
Residual Participation Account       $196,854,556.01 $233,900,749.41 $256,721,825.29 $285,211,310.06 $255,278,143.21 $267,338,968.33
Excess Funding Account                         $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Series Allocation Percentage                 100.00%         100.00%         100.00%         100.00%         100.00%         100.00%
Floating Allocation Percentage                71.75%          68.13%          66.07%          63.68%          66.20%          65.16%
Fixed Allocation Percentage                      N/A             N/A             N/A             N/A             N/A             N/A

Total Amount Distributed on Series
  2000-1                               $2,413,142.36   $2,230,277.78   $2,222,743.06   $2,241,041.67   $1,766,145.83   $1,681,770.83

Amount of Such Distribution Allocable
  to Principal on 2000-1                       $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Amount of Such Distribution Allocable
  to Interest on 2000-1                $2,413,142.36   $2,230,277.78   $2,222,743.06   $2,241,041.67   $1,766,145.83   $1,681,770.83

Noteholder Default Amount                      $0.00           $0.00           $0.00           $0.00           $0.00           $0.00
Required Subordinated Draw Amount              $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Noteholder Charge Offs                         $0.00           $0.00           $0.00           $0.00           $0.00           $0.00
Amounts of Reimbursements                      $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Monthly Servicing Fee                    $580,712.13     $611,583.96     $630,601.52     $654,342.76     $629,398.45     $639,449.14
Noteholder Monthly Servicing Fee         $416,666.67     $416,666.67     $416,666.67     $416,666.67     $416,666.67     $416,666.67

Controlled Distribution Amount                 $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Series 2000-1 Invested Amount-end of
  period (Gross)                     $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00
Outstanding Principal Balance        $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00 $500,000,000.00

Available Subordinated Amount         $89,534,175.13  $86,033,541.96  $85,480,531.35  $86,142,883.72  $88,140,856.07  $88,273,154.08

Carry-over Amount                              $0.00           $0.00           $0.00           $0.00           $0.00           $0.00

Reserve  Balance                       $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00

Principal Funding Account Balance              $0.00           $0.00           $0.00           $0.00           $0.00           $0.00
Yield Supplement Account Balance       $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00   $1,750,000.00