Form 10-K
period 2002-12-31
VOLKSWAGEN DEALER FINANCE LLC
filed 2003-03-19
CIK 1111244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File No. 333-34266

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

         YES     x      NO  _______
              -------

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

                       ----------------------------------

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

               The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2000-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $500,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June
         25, 2002, July 24, 2002, August 23, 2002, September 26, 2002, October
         29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003,
         respectively.

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

Item 13. Certain Relationships And Related Transactions.

               Nothing to Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

               (a)  Omitted.

               (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June 25,
                    2002, July 24, 2002, August 23, 2002, September 26, 2002,
                    October 29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003, respectively.

                    99.1   Annual Certificate of VW Credit, Inc., as Servicer.

                    99.2 Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

                    99.3 The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June 25,
                           2002, July 24, 2002, August 23, 2002, September 26,
                           2002, October 29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003, respectively.

                   Volkswagen Credit Auto Master Trust 2000-1
                  Annual Distribution Statement: 2002 Activity

-----------------------------------------------------------------------------------------------------------------------
                                                                  20-Feb-02            20-Mar-02            22-Apr-02
Aggregate Amount of Collections                             $386,100,006.24      $280,736,473.70      $350,576,159.10
Aggregate Amount of non-Principal Collections               $  2,799,733.73      $  2,948,724.64      $  2,562,500.18
Aggregate Amount of Principal Collections                   $383,300,272.51      $277,787,749.06      $348,013,658.92
Pool Balance                                                $734,975,066.69      $756,857,682.30      $788,465,170.81
Residual Participation Account                              $234,975,066.69      $256,857,682.30      $288,465,170.81
Excess Funding Account                                      $          0.00      $          0.00      $          0.00

Series Allocation Percentage                                         100.00%              100.00%              100.00%
Floating Allocation Percentage                                        68.03%               66.06%               63.41%
Fixed Allocation Percentage                                             N/A                  N/A                  N/A

Total Amount Distributed on Series 2000-1                   $    767,291.67      $    779,722.22      $    942,447.92

Amount of Such Distribution Allocable to Principal
on 2000-1                                                   $          0.00      $          0.00      $          0.00

Amount of Such Distribution Allocable to Interest on
2000-1                                                      $    767,291.67      $    779,722.22      $    942,447.92

Noteholder Default Amount                                   $          0.00      $          0.00      $          0.00
Required Subordinated Draw Amount                           $          0.00      $          0.00      $          0.00

Noteholder Charge Offs                                      $          0.00      $          0.00      $          0.00
Amounts of Reimbursements                                   $          0.00      $          0.00      $          0.00

Monthly Servicing Fee                                       $    612,479.22      $    630,714.74      $    657,054.31
Noteholder Monthly Servicing Fee                            $    416,666.67      $    416,666.67      $    416,666.67

Controlled Distribution Amount                              $          0.00      $          0.00      $          0.00

Series 2000-1 Invested Amount-end of period (Gross)         $500,000,000.00      $500,000,000.00      $500,000,000.00
Outstanding Principal Balance                               $500,000,000.00      $500,000,000.00      $500,000,000.00

Available Subordinated Amount                               $ 73,884,587.01      $ 70,528,709.27      $ 76,420,222.74

Carry-over Amount                                           $          0.00      $          0.00      $          0.00

Reserve Balance                                             $  1,750,000.00      $  1,750,000.00      $  1,750,000.00

Principal Funding Account Balance                           $          0.00      $          0.00      $          0.00
Yield Supplement Account Balance                            $  1,750,000.00      $  1,750,000.00      $  1,750,000.00

-----------------------------------------------------------------------------------------------------------------------
                                                                  20-May-02            20-Jun-02             22-Jul-02
Aggregate Amount of Collections                             $389,268,888.97      $395,653,817.84       $372,721,467.08
Aggregate Amount of non-Principal Collections               $  2,808,191.48      $  2,961,114.50       $  2,786,909.86
Aggregate Amount of Principal Collections                   $386,460,697.49      $392,692,703.34       $369,934,557.22
Pool Balance                                                $771,968,399.07      $765,475,315.91       $748,755,528.52
Residual Participation Account                              $281,968,399.07      $265,475,315.91       $248,755,528.52
Excess Funding Account                                      $          0.00      $          0.00       $          0.00

Series Allocation Percentage                                         100.00%              100.00%               100.00%
Floating Allocation Percentage                                        64.77%               65.32%                66.78%
Fixed Allocation Percentage                                             N/A                  N/A                   N/A

Total Amount Distributed on Series 2000-1                   $    782,638.89      $    858,958.33       $    886,111.11

Amount of Such Distribution Allocable to Principal
on 2000-1                                                   $          0.00      $          0.00       $          0.00

Amount of Such Distribution Allocable to Interest on
2000-1                                                      $    782,638.89      $    858,958.33       $    886,111.11

Noteholder Default Amount                                   $          0.00      $          0.00       $          0.00
Required Subordinated Draw Amount                           $          0.00      $          0.00       $          0.00

Noteholder Charge Offs                                      $          0.00      $          0.00       $          0.00
Amounts of Reimbursements                                   $          0.00      $          0.00       $          0.00

Monthly Servicing Fee                                       $    643,307.00      $    637,896.10       $    623,962.94
Noteholder Monthly Servicing Fee                            $    416,666.67      $    416,666.67       $    416,666.67

Controlled Distribution Amount                              $          0.00      $          0.00       $          0.00

Series 2000-1 Invested Amount-end of period (Gross)         $500,000,000.00      $500,000,000.00       $500,000,000.00
Outstanding Principal Balance                               $500,000,000.00      $500,000,000.00       $500,000,000.00

Available Subordinated Amount                               $ 79,182,523.63      $ 82,332,135.43       $ 84,074,677.34

Carry-over Amount                                           $          0.00      $          0.00       $          0.00

Reserve Balance                                             $  1,750,000.00      $  1,750,000.00       $  1,750,000.00

Principal Funding Account Balance                           $          0.00      $          0.00       $          0.00
Yield Supplement Account Balance                            $  1,750,000.00      $  1,750,000.00       $  1,750,000.00

                                             Volkswagen Credit Auto Master Trust 2000-1
                                            Annual Distribution Statement: 2002 Activity
-----------------------------------------------------------------------------------------------------------------------------
                                                             20-Aug-02         20-Sep-02          21-Oct-02         20-Nov-02
Aggregate Amount of Collections                        $420,126,153.18   $396,181,571.30    $355,007,640.33   $360,823,957.38
Aggregate Amount of non-Principal Collections          $  2,724,844.92   $  2,701,484.85    $  2,557,764.18   $ $2,595,810.17
Aggregate Amount of Principal Collections              $417,401,308.26   $393,480,086.45    $352,449,876.15   $358,228,147.21
Pool Balance                                           $695,286,982.62   $699,281,421.47    $719,874,009.41   $752,395,921.94
Residual Participation Account                         $195,286,982.62   $199,281,421.47    $219,874,009.41   $252,395,921.94
Excess Funding Account                                 $          0.00   $          0.00    $          0.00

Series Allocation Percentage                                    100.00%           100.00%            100.00%           100.00%
Floating Allocation Percentage                                   71.91%            71.50%             69.46%            66.45%
Fixed Allocation Percentage                                        N/A               N/A                N/A               N/A

Total Amount Distributed on Series 2000-1              $    803,541.67   $    840,659.72    $    850,347.22   $    827,083.33

Amount of Such Distribution Allocable to Principal
on 2000-1                                              $          0.00   $          0.00    $          0.00   $          0.00

Amount of Such Distribution Allocable to Interest
on 2000-1                                              $    803,541.67   $    840,659.72    $    850,347.22   $    827,083.33

Noteholder Default Amount                              $          0.00   $          0.00    $          0.00   $          0.00

Required Subordinated Draw Amount                      $          0.00   $          0.00    $          0.00   $          0.00

Noteholder Charge Offs                                 $          0.00   $          0.00    $          0.00   $          0.00
Amounts of Reimbursements                              $          0.00   $          0.00    $          0.00   $          0.00

Monthly Servicing Fee                                  $    579,405.82   $    582,734.52    $    599,895.01   $    626,996.60
Noteholder Monthly Servicing Fee                       $    416,666.67   $    416,666.67    $    416,666.67   $    416,666.67

Controlled Distribution Amount                         $          0.00   $          0.00    $          0.00             $0.00

Series 2000-1 Invested Amount-end of period (Gross)    $500,000,000.00   $500,000,000.00    $500,000,000.00   $500,000,000.00
Outstanding Principal Balance                          $500,000,000.00   $500,000,000.00    $500,000,000.00   $500,000,000.00

Available Subordinated Amount                          $ 88,487,851.66   $ 86,998,882.77    $ 84,096,444.21   $ 81,148,413.09

Carry-over Amount                                      $          0.00   $          0.00    $          0.00   $          0.00

Reserve  Balance                                       $  1,750,000.00   $  1,750,000.00    $  1,750,000.00   $  1,750,000.00

Principal Funding Account Balance                      $          0.00   $          0.00    $          0.00   $          0.00
Yield Supplement Account Balance                       $  1,750,000.00   $  1,750,000.00    $  1,750,000.00   $  1,750,000.00

-------------------------------------------------------------------------------------------------------------
                                                             20-Dec-02         21-Jan-03                Total
Aggregate Amount of Collections                        $290,285,944.09   $282,918,889.46    $4,280,400,968.67
Aggregate Amount of non-Principal Collections          $  2,779,563.49   $  2,493,556.33    $   32,720,198.33
Aggregate Amount of Principal Collections              $287,506,380.60   $280,425,333.13    $4,247,680,770.34
Pool Balance                                           $813,046,330.19   $878,646,937.15    $  760,419,063.84
Residual Participation Account                         $313,046,330.19   $378,646,937.15    $  260,419,063.84
Excess Funding Account                                 $          0.00   $          0.00    $            0.00

Series Allocation Percentage                                    100.00%           100.00%              100.00%
Floating Allocation Percentage                                   61.50%            56.91%               66.01%
Fixed Allocation Percentage                                        N/A               N/A                  N/A

Total Amount Distributed on Series 2000-1              $    642,970.83   $    700,000.00    $    9,681,772.92

Amount of Such Distribution Allocable to Principal
on 2000-1                                              $          0.00   $          0.00    $            0.00

Amount of Such Distribution Allocable to Interest
on 2000-1                                              $    642,970.83   $    700,000.00    $    7,681,772.92

Noteholder Default Amount                              $          0.00   $          0.00    $            0.00

Required Subordinated Draw Amount                      $          0.00   $          0.00    $            0.00

Noteholder Charge Offs                                 $          0.00   $          0.00    $            0.00
Amounts of Reimbursements                              $          0.00   $          0.00    $            0.00

Monthly Servicing Fee                                  $    677,538.61   $    732,205.78    $    7,604,190.64
Noteholder Monthly Servicing Fee                       $    416,666.67   $    416,666.67    $    5,000,000.00

Controlled Distribution Amount                         $          0.00   $          0.00    $            0.00

Series 2000-1 Invested Amount-end of period (Gross)    $500,000,000.00   $500,000,000.00    $  500,000,000.00
Outstanding Principal Balance                          $500,000,000.00   $500,000,000.00    $  500,000,000.00

Available Subordinated Amount                          $ 79,137,801.49   $ 84,942,578.81    $   80,936,235.62

Carry-over Amount                                      $          0.00   $          0.00    $            0.00

Reserve  Balance                                       $  1,750,000.00   $  1,750,000.00    $    1,750,000.00

Principal Funding Account Balance                      $          0.00   $          0.00    $            0.00
Yield Supplement Account Balance                       $  1,750,000.00   $  1,750,000.00    $    1,750,000.00