Form 10-K/A
period 2002-12-31
VOLKSWAGEN DEALER FINANCE LLC
filed 2003-03-28
CIK 1111244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-K/A
                                Amendment No. 1

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2003

                                           VOLKSWAGEN DEALER FINANCE, LLC
                                           (on behalf of Volkswagen Credit
                                           Owner Master Trust, Series 2000-1)

                                           By:  VW CREDIT, INC., as Servicer

                                           By:     /s/ Timothy J. Flaherty
                                              ----------------------------------
                                           Name:  Timothy J. Flaherty
                                           Title: Assistant Treasurer


                            CERTIFICATION PURSUANT TO

                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis M. Tack, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Volkswagen Credit Auto Master Owner Trust, Series 2000-1;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

March 26, 2003

                                           VOLKSWAGEN CREDIT AUTO MASTER TRUST
                                           By:  VW CREDIT, INC., as Servicer

                                           By:        /s/ Dennis M. Tack
                                              ----------------------------------
                                           Name:   Dennis M. Tack
                                           Title:  Controller

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