Form 10-K/A
period 2002-12-31
VOLKSWAGEN DEALER FINANCE LLC
filed 2003-10-03
CIK 1111244

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 333-34266

Volkswagen Dealer Finance, LLC
on behalf of
Volkswagen Credit Auto Master Owner Trust

(Issuer of the Volkswagen Credit Auto Master Owner Trust Floating Rate Auto Dealer Loan Backed Notes, Series 2000-1 (the “Notes”))

(Exact name of registrant as specified in its charter)

State of Delaware	38-3528063
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (248) 340-6550

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     NOT APPLICABLE

PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
EX-31 Certification Pursuant to Section 302(A)
EX-99.1 Certificate of VW Credit, Inc.
EX-99.2 Report by PricewaterhouseCoopers LLP
EX-99.3 Payment Date Statements

FORM 10-K

PART I

Item 1. Business.

The Volkswagen Credit Auto Master Owner Trust (the “Trust”) was created pursuant to the Trust Agreement (the “Agreement”) dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the “Company”) as transferor, and The Bank of New York as trustee (the “Trustee”). The Trust assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of August 10, 2000 between the Company, as purchaser, and VW Credit, Inc. as seller.

The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2000-1, Floating Rate Auto Loan Asset Backed Notes in the initial principal amount of $500,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the “Accounts”) and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2002 through December 2002 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June 25, 2002, July 24, 2002, August 23, 2002, September 26, 2002, October 29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003, respectively.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Nothing to Report.

Item 4. Submission of Matters To A Vote Of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)	To the best knowledge of the registrant, there is no established public trading market for the Notes.

(b)	The Notes are represented by one or more certificates registered in the name of Cede & Co. (“Cede”), the nominee of The Depository Trust Company (“DTC”).

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

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

Omitted.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

Omitted.

Item 13. Certain Relationships And Related Transactions.

Nothing to Report.

Item 14. Controls and Procedures.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Omitted.

(2) Omitted.

(3) The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June 25, 2002, July 24, 2002, August 23, 2002, September 26, 2002, October 29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003, respectively.

(c)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 3, 2003	VOLKSWAGEN DEALER FINANCE, LLC

	By:	VW CREDIT, INC., as Servicer

By:
/s/ Timothy J. Flaherty
	Name:	Timothy J. Flaherty
	Title:	Assistant Treasurer

EXHIBIT INDEX

Exhibit 31: Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Certificate of VW Credit, Inc., as Servicer.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

Exhibit 99.3: The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2002 through December 2002 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on February 21, 2002, March 21, 2002, April 18, 2002, May 22, 2002, June 25, 2002, July 24, 2002, August 23, 2002, September 26, 2002, October 29, 2002, November 22, 2002, December 30, 2002, and January 23, 2003, respectively.