Form 10-K
period 2004-12-31
VOLKSWAGEN DEALER FINANCE LLC
filed 2005-03-31
CIK 1111244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 333-34266

Volkswagen Dealer Finance, LLC

on behalf of
Volkswagen Credit Auto Master Owner Trust

(Issuer of the Volkswagen Credit Auto Master Owner Trust Floating Rate Auto Dealer Loan Backed Notes, Series 2000-1 (the “Notes”))

(Exact name of registrant as specified in its charter)

State of Delaware	38-3528063
(State or other jurisdiction of	(Registrants’ IRS Employer Id. Nos.)
incorporation)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (248) 754-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Issuer does not have any voting stock.
Documents Incorporated by Reference: See Item 15(b).

FORM 10-K

PART 1

Item 1. Business.

          The Volkswagen Credit Auto Master Owner Trust, a New York common law trust (the “Trust”) was created pursuant to the Trust Agreement dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the “Company”) as transferor, and The Bank of New York as trustee (the “Trustee”).

          The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2000-1, Floating Rate Auto Dealer Loan Backed Notes in the initial principal amount of $500,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the “Accounts”) and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2004 through December 2004 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on February 20, 2004, March 22, 2004, April 20, 2004, May 20, 2004, June 21, 2004, July 20, 2004, August 20, 2004, September 20, 2004, October 20, 2004, November 22, 2004, December 20, 2004, and January 20, 2005, respectively.

Item 2. Properties.

The Trust assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of August 10, 2000 between the Company, as purchaser, and VW Credit, Inc., as seller.

See Item 15.

The following tables sets forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts owned by the Trust as of December 31, 2004:

1. Delinquent Contracts:

	Contracts	Amount ($000’s)

a. 31 — 60 Days Delinquent	0	0
b. 61 — 90 Days Delinquent	0	0

2. Delinquency Ratio:

Amount ($000’s)

a. Delinquent Balance	0
b. Total Pool Balance	0
c. Delinquency Ratio	0.00%

3. Defaulted Contracts:

	Contracts	Amount ($000’s)

a. For the Year Ended December 31, 2004	0	0

4. Aggregate Net Losses, for the year ended December 31, 2004:

Amount ($000’s)

a. Aggregate Net Losses	0
b. Original Portfolio	0
c. Aggregate Loss Ratio	0.00%

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, the Servicer or the Owner Trustee, which were pending at December 31, 2004, or as of the date of this report.

Item 4. Submission of Matters To A Vote Of Security Holders.

No votes or consents of Noteholders were solicited during Fiscal Year 2004 for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	The Notes are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. At December 31, 2004, there were less than 300 holders of record of each Class of Notes.

(b)	Not Applicable.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements On Accounting And Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

Not Applicable.

PART III

Item 10. Directors and Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

None.

Item 13. Certain Relationships And Related Transactions.

Nothing to Report.

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not Applicable.

(2) Not Applicable.

(3) The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2004:

Date	Items Reported
February 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
March 22, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
April 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
May 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
June 21, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
July 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
August 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
September 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
October 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
November 22, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
December 20, 2004	Items 8.01, 9.01, Monthly Servicer Certificate*
January 20, 2005	Items 8.01, 9.01, Monthly Servicer Certificate*

*Incorporated by reference.

(c)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index

(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005
VOLKSWAGEN CREDIT AUTO MASTER OWNER TRUST

By: VW CREDIT, INC., as Servicer

	By:	/s/ Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

VOLKSWAGEN DEALER FINANCE, LLC

By: VW CREDIT, INC., as Servicer

	By:	/s/ Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

EXHIBIT INDEX

Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Certificate of VW Credit, Inc., as Servicer.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause and Company L.L.P.

Exhibit 99.3: Annual Distribution Statement containing information relating to the Receivables and the Accounts for the Collections Periods from and including January 2004 through December 2004.