Form 10-K
period 2005-12-31
VOLKSWAGEN DEALER FINANCE LLC; Volkswagen Credit Auto Master Owner Trust
filed 2006-03-30
CIK 1111244, 1335045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
333-125416
333-125416-01
(Commission File Numbers)
Volkswagen Dealer Finance, LLC
on behalf of
Volkswagen Credit Auto Master Owner Trust
(Issuer with respect to the Notes)
(Exact name of registrant as specified in its charter)

38-3528063
State of Delaware	13-7255034
(State or other jurisdiction of	(Registrants’ IRS Employer Id. Nos.)
incorporation)

3800 Hamlin Road
Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 754-5000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large Accelerated Filer: ☐                                Accelerated Filer: ☐                                Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Issuer does not have any voting stock. Documents incorporated by reference: See Item 15(b).

FORM 10-K

PART 1
Item 1. Business.
The Volkswagen Credit Auto Master Owner Trust, a New York common law trust (the “Trust”) was created pursuant to the Trust Agreement dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the “Company”) as transferor, and The Bank of New York as trustee (the “Trustee”). The Trust has elected to become a Delaware statutory trust prior to the issuance of the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes.
The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes in the initial principal amount of $850,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the “Accounts”) and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including August 2005 through December 2005 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on September 20, 2005, October 20, 2005, November 21, 2005, December 20, 2005, and January 20, 2006, respectively.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Trust assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Amended and Restated Receivables Purchase Agreement dated as of August 11, 2005 between the Company, as purchaser, and VW Credit, Inc., as seller.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts owned by the Trust as of December 31, 2005:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)
	a. 31 — 60 Days Delinquent	0	0
	b. 61 — 90 Days Delinquent	0	0

2.	Delinquency Ratio:		Amount ($000’s)
	a. Delinquent Balance		0
	b. Total Pool Balance		0
	c. Delinquency Ratio		0.00%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)
	a. For the Year Ended December 31, 2005	0	0

4.	Aggregate Net Losses, for the year ended December 31, 2005:		Amount ($000’s)
	a. Aggregate Net Losses		0
	b. Original Portfolio		0
	c. Aggregate Loss Ratio		0.00%

Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, the Servicer or the Owner Trustee, which were pending at December 31, 2005, or as of the date of this report.
(b) Not Applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during Fiscal Year 2005 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a)	The Notes are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. At December 31, 2005, there were less than 300 holders of record of each Class of Notes.

(b)	Not Applicable.

(c)	Not Applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships And Related Transactions.
None.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not Applicable.
(2)	Not Applicable.

(3)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	Current Reports on Forms 8-K during the year ending December 31, 2005:

Date	Items Reported
September 20, 2005	Items 8.01, 9.01, Monthly Servicer Certificate*
October 20, 2005	Items 8.01, 9.01, Monthly Servicer Certificate*
November 21, 2005	Items 8.01, 9.01, Monthly Servicer Certificate*
December 20, 2005	Items 8.01, 9.01, Monthly Servicer Certificate*
January 20, 2006	Items 8.01, 9.01, Monthly Servicer Certificate*

*	Incorporated by reference.
(c)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2006

VOLKSWAGEN CREDIT AUTO MASTER OWNER TRUST By: VW CREDIT, INC., as Administrator
By:	/s/ Bruce Harris
Name:	Bruce Harris
Title:	Chief Financial Officer

VOLKSWAGEN DEALER FINANCE, LLC
By:	/s/ Timothy J. Flaherty
Name:	Timothy J. Flaherty
Title:	Assistant Treasurer

EXHIBIT INDEX
Exhibit 31: Certification of Officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Certificate of VW Credit, Inc., as Servicer.
Exhibit 99.2: Report on the Activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Distribution Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including August 2005 through December 2005.