Form 10-K
period 2007-12-31
VOLKSWAGEN DEALER FINANCE LLC; Volkswagen Credit Auto Master Owner Trust
filed 2008-03-28
CIK 1111244, 1335045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
333-125416
333-125416-01
(Commission File Numbers)
Volkswagen Credit Auto Master Owner Trust
(Exact name of Issuing Entity as specified in its charter)
Volkswagen Dealer Finance, LLC
(Exact name of Depositor as specified in its charter)
VW Credit, Inc.
(Exact name of Sponsor as specified in its charter)

State of Delaware	38-3528063
(State or other jurisdiction of incorporation or organization)	13-7255034 (Registrants’ IRS Employer Id. Nos.)

3800 Hamlin Road Auburn Hills, Michigan	48326 (Zip Code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
Documents incorporated by reference: See Item 15(b).

FORM 10-K
INTRODUCTORY NOTE
The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form 424(b)(5) and closed on August 11, 2005 and therefore is not subject to the requirements of Regulation AB.

PART 1
Item 1. Business.
     The Volkswagen Credit Auto Master Owner Trust, a New York common law trust (the Issuing Entity) was created pursuant to the Trust Agreement dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the “Company”) as transferor, and The Bank of New York as trustee (the “Trustee”). The Issuing Entity has elected to become a Delaware statutory trust prior to the issuance of the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes.
     The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes in the initial principal amount of $850,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the “Accounts”) and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2007 through December 2007 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on February 20, 2007, March 20, 2007, April 20, 2007, May 21, 2007, June 20, 2007, July 20, 2007, August 20, 2007, September 20, 2007, October 22, 2007, November 20, 2007, December 20, 2007 and January 22, 2008 respectively.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Issuing Entity assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Amended and Restated Receivables Purchase Agreement dated as of August 11, 2005 between the Company, as purchaser, and VW Credit, Inc., as seller.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts owned by the Issuing Entity as of December 31, 2007:

		Contracts	Amount ($000’s)
1.	Delinquent Contracts:
	a. 31 — 60 Days Delinquent	0	0
	b. 61 — 90 Days Delinquent	0	0

		Amount ($000’s)
2.	Delinquency Ratio:
	a. Delinquent Balance	0
	b. Total Pool Balance	0
	c. Delinquency Ratio	0.00%

		Contracts	Amount ($000’s)
3.	Defaulted Contracts:
	a. For the Year Ended December 31, 2007	0	0

		Amount ($000’s)
4.	Aggregate Net Losses, for the year ended December 31, 2007:
	a. Aggregate Net Losses	0
	b. Original Portfolio	0
	c. Aggregate Loss Ratio	0.00%
Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Issuing Entity, or to the extent relating to the Issuing Entity, the Company, the Indenture Trustee, the Servicer or the Owner Trustee, which were pending at December 31, 2007, or as of the date of this report.
(b) Not Applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during Fiscal Year 2007 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a)	The Notes are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. At December 31, 2007, there were less than 300 holders of record of each Class of Notes.

(b)	Not Applicable.

(c)	Not Applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures
Not Applicable
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships And Related Transactions, and Director Independence.
Omitted.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) Not Applicable.
(2) Not Applicable.
(3) The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b) Current Reports on Forms 8-K during the year ending December 31, 2007:

Date	Items Reported
February 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
March 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
May 21, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
August 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
October 22, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
November 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
January 22, 2008	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.

(c)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 28, 2008

VOLKSWAGEN CREDIT AUTO MASTER OWNER TRUST

By: VW CREDIT, INC., as Administrator

By:	/s/ Frank Witter
Name:	Frank Witter
Title:	President & CFO

VOLKSWAGEN DEALER FINANCE, LLC

By: Name:	/s/ Dennis Tack Dennis Tack
Title:	Assistant Treasurer

EXHIBIT INDEX
Exhibit 31: Certification of Officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Certificate of VW Credit, Inc., as Servicer.
Exhibit 99.2: Report on the Activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Distribution Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2007 through December 2007.